Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2022-C17
filed 2024-03-14
CIK 1937985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bell Works Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Bell Works Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bell Works Mortgage Loan and eleven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2022-B35 Mortgage Trust transaction, Commission File Number 333-262701-01 (the “Benchmark 2022-B35 Transaction”). This loan combination, including the Bell Works Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 39 Broadway Mortgage Loan, which constituted approximately 2.2% of the asset pool of the issuing entity as of its cut-off date.  The 39 Broadway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 39 Broadway Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Benchmark 2022-B36 Mortgage Trust transaction, Commission File Number 333-258342-02 (the “Benchmark 2022-B36 Transaction”). This loan combination, including the 39 Broadway Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B36 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 3075 Olcott Mortgage Loan, the KB Portfolio Mortgage Loan, the Saks Fulfillment Center Mortgage Loan, the 39 Broadway Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and The Shoppes at Eagle Point Mortgage Loan and the special servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 and the 39 Broadway Mortgage Loan prior to May 2, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bell Works Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the 3075 Olcott Mortgage Loan, the KB Portfolio Mortgage Loan and the 39 Broadway Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction, the pooling and servicing agreement for the BBCMS 2022-C16 Transaction, the pooling and servicing agreement for the BMO 2022-C2 Transaction and the pooling and servicing agreement for the Benchmark 2022-B36 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bell Works Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the 3075 Olcott Mortgage Loan, the KB Portfolio Mortgage Loan and the 39 Broadway Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

With respect to the pari passu loan combinations that include the Yorkshire & Lexington Towers Mortgage Loan, the 3075 Olcott Mortgage Loan, the KB Portfolio Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the 39 Broadway Mortgage Loan and the Saks Fulfillment Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of The Shoppes at Eagle Point Mortgage Loan and K-Star Asset Management LLC as special servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 and the 39 Broadway Mortgage Loan on and after May 2, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan, the 3075 Olcott Mortgage Loan and the KB Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of The Shoppes at Eagle Point Mortgage Loan and K-Star Asset Management LLC as special servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 and the 39 Broadway Mortgage Loan on and after May 2, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bell Works Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 39 Broadway Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B36 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2022-B36 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B36 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.59       Wilmington Trust, National Association, as Trustee of the KB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Computershare Trust Company, National Association, as Custodian of the KB Portfolio Mortgage Loan (see Exhibit 33.5)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the KB Portfolio Mortgage Loan (see Exhibit 33.6)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 33.42)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 39 Broadway Mortgage Loan prior to May 2, 2023 (see Exhibit 33.42)

33.64       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

33.65       Wilmington Trust, National Association, as Trustee of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Computershare Trust Company, National Association, as Custodian of the 39 Broadway Mortgage Loan (see Exhibit 33.5)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the 39 Broadway Mortgage Loan (see Exhibit 33.41)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.42)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.42)

33.70       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.71       Computershare Trust Company, National Association, as Trustee of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Computershare Trust Company, National Association, as Custodian of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.5)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.41)

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

34.59       Wilmington Trust, National Association, as Trustee of the KB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Computershare Trust Company, National Association, as Custodian of the KB Portfolio Mortgage Loan (see Exhibit 34.5)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the KB Portfolio Mortgage Loan (see Exhibit 34.6)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 34.42)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 39 Broadway Mortgage Loan prior to May 2, 2023 (see Exhibit 34.42)

34.64       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

34.65       Wilmington Trust, National Association, as Trustee of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Computershare Trust Company, National Association, as Custodian of the 39 Broadway Mortgage Loan (see Exhibit 34.5)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the 39 Broadway Mortgage Loan (see Exhibit 34.41)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.42)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.42)

34.70       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.71       Computershare Trust Company, National Association, as Trustee of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Computershare Trust Company, National Association, as Custodian of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.5)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.41)

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

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KB Portfolio Mortgage Loan (see Exhibit 35.18)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the KB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 35.18)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 39 Broadway Mortgage Loan prior to May 2, 2023 (see Exhibit 35.18)

35.28       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 35.18)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 (see Exhibit 35.18)

35.31       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 13, 2024