Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2022-C17
filed 2025-03-10
CIK 1937985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

With respect to the pari passu loan combinations that include the Yorkshire & Lexington Towers Mortgage Loan, the 3075 Olcott Mortgage Loan, the KB Portfolio Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the 39 Broadway Mortgage Loan and the Saks Fulfillment Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of The Shoppes at Eagle Point Mortgage Loan and K-Star Asset Management LLC as special servicer of the Saks Fulfillment Center Mortgage Loan and the 39 Broadway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan, the 3075 Olcott Mortgage Loan and the KB Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of The Shoppes at Eagle Point Mortgage Loan and K-Star Asset Management LLC as special servicer of the Saks Fulfillment Center Mortgage Loan and the 39 Broadway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.2         Argentic Services Company LP, as Park West Village Special Servicer

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

33.8         KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 33.1)

33.9         Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 33.5)

33.11       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 33.6)

33.12       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.1)

33.13       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.2)

33.14       Wilmington Trust, National Association, as Trustee of the Hamilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.6)

33.17       KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 33.6)

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

33.59       Wilmington Trust, National Association, as Trustee of the KB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Computershare Trust Company, National Association, as Custodian of the KB Portfolio Mortgage Loan (see Exhibit 33.5)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the KB Portfolio Mortgage Loan (see Exhibit 33.6)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 33.42)

33.63       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.68       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.2         Argentic Services Company LP, as Park West Village Special Servicer

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

34.8         KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 34.1)

34.9         Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 34.5)

34.11       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 34.6)

34.12       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.1)

34.13       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.2)

34.14       Wilmington Trust, National Association, as Trustee of the Hamilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.6)

34.17       KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the A&R Hospitality Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 34.6)

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

34.59       Wilmington Trust, National Association, as Trustee of the KB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Computershare Trust Company, National Association, as Custodian of the KB Portfolio Mortgage Loan (see Exhibit 34.5)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the KB Portfolio Mortgage Loan (see Exhibit 34.6)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 34.42)

34.63       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.68       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.2         Argentic Services Company LP, as Park West Village Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 35.1)

35.5         KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 35.1)

35.6         KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         KeyBank National Association, as Primary Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Argentic Services Company LP, as Special Servicer of the A&R Hospitality Portfolio Mortgage Loan (see Exhibit 35.2)

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

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KB Portfolio Mortgage Loan (see Exhibit 35.18)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the KB Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 35.18)

35.27       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 35.18)

35.29       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 10, 2025